Form 10QSB
period 2003-09-30
DIGIBLUE MEDIA INC
filed 2003-11-26
CIK 1188660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------

Commission File Number: 000-50454



                              Digiblue Media, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               75-3016844
------                                                               ----------
(State of incorporation or organization)                       (I.R.S. Employer
                                                             Identification No.)

32946 Dana Spruce, Suite A, Dana Point, California                        92672
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  714.460.2717
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 20, 2003, there were 1,450,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE PERIOD FROM DECEMBER 10, 2001
                        (INCEPTION) TO SEPTEMBER 30, 2003






                                    CONTENTS

                                                                         Page

Financial Statements:
  Balance Sheet                                                            3
  Statements of Operations                                                 4
  Statements of Cash Flows                                                 5
  Notes to Financial Statements                                           6-8

                              DIGIBLUE MEDIA, INC.
                        (dba NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                 BALANCE SHEET - SEPTEMBER 30, 2003 (UNAUDITED)

                                     ASSETS


Current assets:
    Cash and cash equivalents                                       $    13,066
    Accounts Receivable-from related party                               25,000
                                                                    ------------

         Total current assets                                            38,066


Computer equipment, net                                                   1,463
                                                                    ------------

         Total assets                                               $    39,529
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    accounts payable and accrued expenses                           $    29,703
                                                                    ------------

Stockholders' equity:
    Common stock, $0.001 par value; 50,000,000 shares authorized;
      1,450,000 shares issued and outstanding                             1,450
    Additional paid-in capital                                           27,550
    Deficit accumulated during development stage                        (19,174)
                                                                    ------------

         Total stockholders' equity                                       9,826
                                                                    ------------

         Total liabilities and stockholders' equity                 $    39,529
                                                                    ============



  The accompanying notes from an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (dba NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                              For the nine months    For the three months
                              ended September 30       ended September 30  From December 10,
                              -------------------------------------------  2001 (Inception) to
                                 2003      2002       2003       2002      September 30, 2003
                              ------------------------------------------- --------------

Revenue - from related party  $   30,500  $ 21,620  $       - $   11,040  $      53,500
                              ------------------------------------------- --------------

Costs:
   Contract costs                  6,370     3,780          -      1,880         10,460
   Amortization of stock
     compensation                  1,500     5,250          -      2,250          9,000
   General and administrative
            expenses              36,047    15,576     14,269     11,193         53,214
                              ------------------------------------------- --------------
                                  43,917    24,606     14,269     15,323         72,674
                              ------------------------------------------- --------------

Loss before provision
    for income taxes             (13,417)   (2,986)   (14,269)    (4,283)       (19,174)

Provision for income taxes             -         -          -          -              -
                              ------------------------------------------- --------------

Net loss                      $  (13,417) $ (2,986) $ (14,269) $  (4,283)  $    (19,174)
                              =========================================== ==============


Net loss per common
  share - basic and dilutive      ($0.01)    $0.00     ($0.01)     $0.00         ($0.01)
                              =========================================== ==============
Weighted average common shares
  outstanding - basic and
  dilutive                       1,450,000 1,199,267  1,450,000  1,450,000      1,311,305
                              =========================================== ==============

The accompanying notes from an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (dba NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 For the nine months ended
                                                    September 30, 2003      From December 10,    From December 10,
                                                --------------------------- 2001 (Inception) to  2001 (Inception) to
                                                    2003          2002       December 31, 2002   September 30, 2003
                                                ------------- --------------------------------  ------------------
Cash flows provided by (used for)
 operating activities:
   Net loss                                     $    (13,417) $     (2,986)    $       (5,757)  $         (19,174)
                                                ------------- --------------------------------  ------------------

   Adjustments to reconcile net loss to net cash
     provided by (used for)operating activities:
      Amortization of common stock for services        1,500         5,250              7,500               9,000
     Depreciation                                        627           209                418               1,045

   (Increase) decrease in assets:
     Accounts receivable - from related party        (21,500)      (10,000)            (3,500)            (25,000)
     Other receivable                                    370             -               (370)                  -
      Cost and estimated earnings in excess of
        billings on uncompleted contracts              2,000          (620)            (2,000)                  -

   Increase in liabilities -
     accounts payable and accrued expenses            28,343        11,490              1,360              29,703
                                                ------------- --------------------------------  ------------------

               Total adjustments                      11,340         6,329              3,408              14,748
                                                ------------- --------------------------------  ------------------

         Net cash provided by (used for) operating    (2,077)        3,343             (2,349)             (4,426)
              activities                        ------------- --------------------------------  ------------------

Cash flows used for investing activities -
   purchase of equipment                                   -        (2,508)            (2,508)             (2,508)
                                                ------------- --------------------------------  ------------------

Cash flows provided by financing activities -
   proceeds from issuance of common stock                  -        19,000             20,000              20,000
                                                ------------- --------------------------------  ------------------


Net increase (decrease) in cash and cash equivalents  (2,077)       19,835             15,143              13,066
Cash and cash equivalents, beginning of period        15,143             -                  -                   -
                                                ------------- --------------------------------  ------------------

Cash and cash equivalents, end of period        $     13,066  $     19,835     $       15,143   $          13,066
                                                ============= ================================  ==================

Supplemental disclosure of cash flow information:
   Income taxes paid                            $          -   $         -     $            -   $               -
                                                ============= ================================  ==================

   Interest paid                                $          -   $         -     $            -   $               -
                                                ============= ================================  ==================


  The accompanying notes from an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE PERIOD FROM DECEMBER 10, 2001
                        (INCEPTION) TO SEPTEMBER 30, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Digiblue Media, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on December 10, 2001. The Company plans to design and develop specialized software programs for any potential customer. As of June 30, 2003, the Company has produced revenues of $53,500 (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         BASIS OF PRESENTATION:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no substantial established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management plans to take the following step that it believes will be sufficient to provide the Company with the ability to continue in existence:

                  Management intends to continue to raise additional financing through debt and equity financing or other means and develop customer relations to complete its business plan.

         INTERIM PERIOD:

                  These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      FOR THE PERIOD FROM DECEMBER 10, 2001
                        (INCEPTION) TO SEPTEMBER 30, 2003




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         INTERIM PERIOD, CONTINUED:

                  The unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, for the past fiscal year ended December 31, 2002.

         NEW ACCOUNTING PRONOUNCEMENTS:

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact to the Company's financial position or results of operations.

                  During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      FOR THE PERIOD FROM DECEMBER 10, 2001
                        (INCEPTION) TO SEPTEMBER 30, 2003




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

          During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of SFAS 150 did not have a material impact to the Company's financial position or results of operations.

(2)      RECLASSIFICATIONS:

         Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

(3)      STOCKHOLDERS' EQUITY:

         The Company is authorized to issue 55,000,000 shares of stock with 5,000,000 shares designated as preferred stock, par value of $0.001, and 50,000,0000 shares designated as common stock, par value of $0.001.

         COMMON STOCK

          o In December 2001, the Company issued 500,000 shares of its common stock in exchange for $1,000 and services to incorporate the Company. The shares were valued at $10,000, the current market value on the date of issuance. The difference between the fair market value of $10,000 and the cash proceeds of $1,000 is being expensed over a one year period, which is the life of the services to be rendered to the Company.

          o In February 2002, the Company sold 750,000 shares of its common stock for $15,000.

          o In May 2002, the Company entered into an agreement for the Company to develop software for a customer, who is a related party. The agreement also stipulated the customer was to purchase 200,000 shares of the Company's common stock. The shares were sold for proceeds of $4,000.

         PREFERRED STOCK

         Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of June 30, 2003, the Company's Board of Directors has not issued any Preferred Stock.

ITEM 2.  PLAN OF OPERATION
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our audited financial statements for the past fiscal year ended December 31,2002 and in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

We are a software development and design company in the development stage that specializes in providing customized software applications to small businesses and entrepreneurs. We intend to provide software design and development services, including specialized, innovative information technology, or IT, solutions to our customers. We believe our staff is able to perform a range of complex software development projects. We believe we will be able to provide software solutions to practical business applications in programming, custom IT systems design, software development and consulting. Our possible software development projects and programming solutions include multi-tier systems, Internet/intranet access and reporting systems, complex data processing and cost-effective user interfaces. We hope to provide our future clients with customized software projects at a competitive price, ranging from internal custom software development projects or assistance from a total software development project staff.

We believe that, based on our management's experience, that we will be able to understand our clients' software application needs and tailor off-the-shelf software to our clients' business requirements, or where situations warrant, design original software applications to achieve the same goal for our clients. We propose to market our services beginning in the southern California area by means of personal contacts, networking with providers of computer systems, components or repair services, and eventually, through our proposed website. Later, we hope to expand the area of our operations to the greater West Coast area. We have not yet begun any such marketing activities, nor is our website operational at this time. Currently, we have only engaged one client, who is Format Inc., one of our shareholders, and therefore our operations have been limited to serving that client and developing our own website. As we develop our business, we hope to engage more clients. At our current level of staffing, we are able to handle our operations as well as an increase in activity, should we engage additional clients. However, we may revisit the issue of increasing our staff as our client base dictates. We intend to design and develop customized computer software applications tailored to our customers' needs.

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $39,529 as of September 30, 2003, which consisted of cash and cash equivalents of $13,066, accounts receivable with a related party of $25,000 and property and equipment with a net value of $1,463. Our registration statement of Form SB-2 was declared effective on November 4, 2003 by which we hope to raise up to $200,000. We believe that our available cash is not sufficient to pay our day-to-day expenditures, and that we require at least $50,000 to further implement our business plan.

Our current liabilities were $29,703 as of September 30, 2003 which was represented solely by accounts payable. We had no other liabilities and no long term commitments or contingencies as of September 30, 2003.

FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2003.

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues for the three months ended September 30, 2003, in comparison to the $11,040 we generated for the three months ended September 30, 2002.

OPERATING EXPENSES. For the three months ended September 30, 2003, our total costs were $14,269, represented solely by general and administrative expenses. Our net loss for the three months ended September 30, 2003 was also $14,269. This is in comparison to our operating costs of $15,323 for the three months ended September 30, 2002, which were represented by $1,880 in contract costs, $2,250 in amortization of stock compensation and $11,193 in general and administrative expenses. Our net loss for the three months ended September 30, 2002 was $4,283. Because we did not generate revenues for the three months ended September 30, 2003, we experienced a greater net loss than the same period ending in 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. We have realized revenues from a related party of $30,500 for the nine month period ended September 30, 2003, compared to $21,620 in revenues from a related party generated during the same period ending September 30, 2002. We anticipate that our revenues will increase if we engage service contracts with additional clients and develop additional relationships with third party providers of computer components, systems and maintenance and repair products and services.

OPERATING EXPENSES. For the nine month period ended September 30, 2003, our total expenses were $43,917, which consist of $6,370 which were represented by contract costs, $1,500 which was represented by amortization of stock compensation and $36,047 which was represented by general and administrative expenses. Therefore our net loss for the nine month period ending September 30, 2003 was $13,417. This is in comparison to expenses of $24,606 for the nine month period ending September 30, 2002 which was represented by $3,780 for contract costs, $5,250 for amortization of stock compensation and $15,576 for general and administrative expenses. Therefore, our net loss for the period ending September 30, 2002 was $2,986. The increase in both our operating expenses and net loss was due to an increase in contract costs and in our general and administrative costs during the nine months ended September 30, 2003 in comparison to the same period ended September 30, 2002, despite the higher revenue generated during the nine months ended September 30, 2003.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. From our inception on December 10, 2001 through September 30, 2003, we generated revenues of $53,500 from a related party. We hope to generate revenues in the next twelve months by engaging additional clients through reputation and word of mouth, and develop networking relationships with vendors in related businesses. As we develop additional networking relationships, our opportunities to generate revenues could increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and that referrals will continue to comprise a majority of our business.

Our registration statement on Form SB-2 was declared effective on November 4, 2003. We are offering for sale 2,000,000 shares of our common stock in a direct public offering at a purchase price of $0.10 per share. No underwriter is involved in the offering and distribution of the shares. We are offering the shares without any underwriting discounts or commissions. Our president, Brian Eddo, will offer and sell the shares on our behalf. If all of the shares offered are purchased, the proceeds to us will be $200,000. There is no minimum amount required to be raised in this offering, though we believe we require approximately $50,000 to pay for the costs of this offering and continue operating according to our business plan. Subscriptions for shares of our common stock are irrevocable once made, and funds will only be returned upon rejection of the subscription. This is our initial public offering and no public market currently exists for shares of our common stock. We do not know if a market will develop, if at all.

We anticipate that we will use the funds raised in this offering and revenues generated to fund marketing activities and for working capital. We believe that the size of our operations may vary depending on the amount of funds raised in this offering. If we are able to sell all of the shares in this offering, we believe that the size of our operations will increase because we will be able to increase our marketing activities. If we do not raise any funds in this offering, we may not have adequate funds to market our services. We believe we will need to raise $100,000 to complete the development of our website and to begin marketing our services. To fully develop our business to the extent envisioned by our management, we believe we need to raise $200,000. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

Specifically, we hope to accomplish the steps listed below to implement our business plan. We estimate that we will require at least $200,000 in order to be able to commence operations as envisioned below during the next twelve months. From that amount, we anticipate that our offering expenses will total approximately $15,170, reducing the net proceeds to use to approximately $184,830. The figures and steps listed below are estimates only, and our actual progress and expenses may vary from these time and cost estimates.

------------------------------ ---------------------------------------------------- ------------------------------ -----------------
         Milestones                               Steps Needed                           Estimated Timeframe        Estimated Cost
------------------------------ ---------------------------------------------------- ------------------------------ -----------------
Website                        1.       Design website concept                      within two months of               $25,000
                               2.       Develop links to work samples               receiving adequate funding
                               3.       Deploy developed website
                               4.       Promote website
------------------------------ ---------------------------------------------------- ------------------------------ -----------------
Computer Equipment             1.       Identify equipment needed                   within next six months             $15,000
                               2.       Purchase equipment
------------------------------ ---------------------------------------------------- ------------------------------ -----------------
Marketing Plan                 1.       Develop marketing concept and target        within next eight months           $41,000
                                        clients
                               2.       Develop sample projects
                               3.       Contact potential clients
                               4.       Negotiate and close project contracts
------------------------------ ---------------------------------------------------- ------------------------------ -----------------
Staff                          1.       Identify staffing needs                     can be scaled to number of         $44,000
                               2.       Solicit resumes, work samples               clients engaged, on an
                               3.       Interview and hire staff and/or contract    as-needed basis
                                        with independent contractors
                               4.       Review staff/contractor performance
------------------------------ ---------------------------------------------------- ------------------------------ -----------------

We have cash and cash equivalents of $13,066 as of September 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Those funds do not include any funds raised in this offering. We will not be able to implement our expansion plans in the manner we envision unless we raise funds from this offering. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this offering. If we do not raise at least $100,000 from this offering, then we may not be able to pay for the expenses of this offering, finish the development of our website, conduct marketing activities and expand our operations. This offering is a best efforts offering with no minimum. We will have access to these funds as soon as they are received.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Digiblue Media, Inc.,
                                              a Nevada corporation



November 20, 2003                    By:      /s/  Brian Eddo
                                              ---------------------------------
                                              Brian Eddo
                                     Its:     president