Form 10KSB
period 2003-12-31
DIGIBLUE MEDIA INC
filed 2004-04-02
CIK 1188660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the fiscal year ended December 31, 2003
                                         -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934   For the transition period from            to
                                                       ---------    ----------

Commission File Number: 000-50282

                              DIGIBLUE MEDIA, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

32946 Dana Spruce, Suite A, Dana Point, California                       92672
--------------------------------------------------------- ---------------------
(Address of principal executive offices)                             (Zip Code)

Nevada                                                                75-3016844
------                                                                ----------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


                                  714.460.2717
                                  ------------
                           (Issuer's Telephone Number)

      Securities registered under Section 12(b) of the Act:

Title of each class registered:       Name of each exchange on which registered:
-------------------------------       ------------------------------------------
              None                                       None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, Par Value $.001
                                (Title of Class)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 26, 2004, there were 10,350,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (X)  Yes     ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year. $30,500

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 26, 2004, approximately $220,000.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                      ( )     Yes          (X)      No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR BACKGROUND. We were incorporated in Nevada on December 10, 2001 as Digiblue Media, Inc. On February 22, 2002, we were qualified to do business in California as Nevada Digiblue Media, Inc.

OUR BUSINESS. We are a development stage company. Currently, we have only engaged one client, who is Format Inc., one of our former shareholders, and therefore our operations have been limited to serving that client and developing our own website. As we develop our business, we hope to engage more clients. At our current level of staffing, we are able to handle our operations as well as an increase in activity, should we engage additional clients. However, we may revisit the issue of increasing our staff as our client base dictates. We intend to design and develop customized computer software applications tailored to our customers' needs. We are a software development and design company that hopes to specialize in providing customized software applications to small businesses and entrepreneurs. We believe that, based on our management's experience, that we will be able to understand our clients' software application needs and tailor off-the-shelf software to our clients' business requirements, or where situations warrant, design original software applications to achieve the same goal for our clients. We propose to market our services beginning in the Southern California area by means of personal contacts, networking with providers of computer systems, components or repair services, and eventually, through our proposed website. Later, we hope to expand the area of our operations to the greater West Coast area. We have not yet begun any such marketing activities, nor is our website operational at this time.

OUR SERVICES. We currently have provided services to only one client. In May 2002, we had entered into an agreement for us to develop software for Format, Inc., which became one of our shareholders pursuant to that agreement. Specifically, the agreement provided that Format would pay us $46,000 in exchange for the software development services and $4,000 to purchase 200,000 shares of our common stock, which we agreed to register on behalf of Format. In January 2004, Format sold those 200,000 shares of our common stock to various third parties. As a result of Format selling those shares and because we have been unable to complete Format's software development project to date, we anticipate we may be required to negotiate some form of release from our obligations under that agreement with Format.

However, as we develop a customer base after marketing our services to additional potential clients and are engaged by them to provide services, we intend to provide software design and development services, including specialized, innovative information technology, or IT, solutions to our customers. We believe our staff is able to perform a range of complex software development projects. We believe we will be able to provide software solutions to practical business applications in programming, custom IT systems design, software development and consulting. Our possible software development projects and programming solutions include multi-tier systems, Internet/intranet access and reporting systems, complex data processing and cost-effective user interfaces. We hope to provide our future clients with customized software projects at a competitive price, ranging from internal custom software development projects or assistance from a total software development project staff.

For the year ended December 31, 2003, we have generated revenues of $30,500 from services provided to our client, a related party. To effectuate our business during the next twelve months plan which includes expanding our client base, we must market our services to engage additional customers.

We believe that we will use some of the proceeds generated from our recent offering as well as revenues generated from sales of our services to pay for our proposed marketing activities. If we are unable to raise capital or generate revenues to pay for our proposed marketing activities, we hope that we will continue to market the services we offer by in person meetings with prospective customers. Our failure to pay for our marketing activities could result in our inability to meet the objectives of our business plan within the next twelve months.

OUR PROPOSED WEBSITE. We currently own the domain name www.digibluemedia.com. We anticipate that our proposed website will display our corporate logo, contact information, and provide a general description of the computer software development and design services that we offer as well as prices of those services. Our website is not yet operational, but we anticipate that it will be operating by December 2004. If we generate revenues that are sufficient to expand the capability of our website, we intend to further develop our website to serve as a mechanism for clients to ask online questions of our technical staff, and to place service orders by means of e-mail.

ACQUISITION STRATEGY. We believe that the current marketplace of software development companies is highly fragmented, with numerous such companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded software design and development company to acquire several, smaller and more established such companies with already-established reputations and product lines. We hope to use our common stock as payment for any potential acquisitions.

Accordingly, and with the assistance of our newly-appointed officer, Mr. Alain Houle, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have held informal discussions and negotiations with potential acquisition candidates. However, we have not entered into any definitive agreement to acquire any of those parties. We hope to continue negotiations with potential acquisition candidates and enter into a definitive agreement, although we cannot guaranty that we will enter into such an agreement to acquire a third party. We also cannot guaranty that in the event that we acquire another entity, this acquisition will increase the value of our common stock. Our acquisition strategy is designed to complement our core business of software development and developing our own brand of services. However, in order to consummate such a transaction with an attractive acquisition candidate, we may be forced to significantly dilute the ownership interest of our current shareholders. We may also be required to negotiate a release from our obligation to complete certain software development services from our only client, which was formerly one of our shareholders.

OUR TARGET MARKETS AND MARKETING STRATEGY. We intend to serve individual and corporate customers seeking competitively priced customized software applications to meet their small business requirements. We have only engaged one client to date. We believe the demand for customized software applications is expanding, since many businesses and entrepreneurs currently purchase off-the-shelf software on their computer systems, and often have the need for those applications to be tailored to the requirements of their business. As improvements in technology occur, many computer users seek to modify the capabilities of software they purchase to increase the computing capability at their disposal. We estimate that because of the rapid changes in technology, computer product life cycles are increasingly shorter, prices become lower, and competition increases. By serving as a source for customized software applications, we believe we will be able to help fill a growing need in the market for computer software that is competitively priced but technologically up-to-date. We intend to promote our customizing services by means of relationship-building with both potential and current small business computer users, trade magazine articles and advertisements, reputation and word of mouth. We also intend to attend industry events to build relationships with potential clients for our services.

OUR GROWTH STRATEGY. Our objective is to establish our reputation of effectively providing tailored software solutions to our small business clients in a timely and convenient fashion and build long-term relationships as an innovative provider of software modifications. We have only engaged one client to date, and as such, our operations are extremely limited. Our strategy is to provide clients with exceptional personal service and software solutions especially tailored to the client's needs at competitive prices. Key elements of our strategy include:

     o    cultivate relationships with existing and potential clients;
     o increase our relationships with third party providers of components, computer maintenance and repair services who may share a similar client base;
     o    develop and promote our website and expand its capabilities; and
     o    expand operations in the Southern California and West Coast regions.

OUR COMPETITION. The market for customized computer software applications is very competitive. We compete primarily with larger software manufacturers, designers, and retail computer stores providing off the shelf software, or similar customizing services, and other retail sources of computer software who sell both off-the-shelf and customized software applications. Some of these competitors are: CompUSA, BestBuy, Fry's Electronics, and other chain store computer product retailers, especially those with technical staffs, and smaller software design companies located in Southern California such as IT Software Design Co., Success Associates, The Dini Group, eBuilt, Inc. and Digital Point Solutions. We also compete with other local or regional providers of computer software customization services. Many of these competitors market their services in a traditional store-front fashion as well as by means of a website. Some online competitors provide a variety of services, such as hardware maintenance, component sales and software upgrades. Some of our online competitors serving Southern California include customware.com, neotechsystems.com and ganx.com and applitech.com.

We intend to compete on the basis of service and price, utilizing the experience and contacts of Brian Eddo to provide high quality services at a reasonable price. We believe that Mr. Eddo's experience and contacts in the industry will allow us to pay less for the services that we may have to subcontract.

Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us, and may have greater name recognition. These companies might be willing to sacrifice profitability to capture a greater portion of the market for similar products and services, or pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

OUR INTELLECTUAL PROPERTY. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

     o    these agreements will not be breached;
     o    we would have adequate remedies for any breach; or
     o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our services or business methods by others or prevent others from claiming violations of their intellectual property rights.

We own the Internet domain name www.digibluemedia.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

GOVERNMENT REGULATION. We are subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We do not believe that our sales activities are subject to licensing or other regulatory requirements. We believe that we are in conformity with all applicable laws in all relevant jurisdictions.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

EMPLOYEES. As of March 26, 2004, we have two employees, who are our officers. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants for the various services that we provide, if our existing staffing levels are not adequate to furnish such services. We will determine when and whether to add to our staff or supplement it by means of independent contractors in the event that we obtain additional contracts for services. We anticipate that we would engage independent contractors on a flat fee basis.

FACILITIES. Our executive, administrative and operating offices are located at 32946 Dana Spruce, Suite A, Dana Point, California, 92674.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

  ===================================== =========================
  PROPERTY                                 DECEMBER 31, 2003
  ------------------------------------- -------------------------
  Cash and Equivalents                           $1,839
  ------------------------------------- -------------------------
  Computer Equipment, net                        $1,254
  ===================================== =========================

OUR FACILITIES. Our executive, administrative and operating office is located at 32946 Dana Spruce, Suite A, Dana Point, California, 92674, and is provided to us, at no charge, by Brian Eddo, our officer and director. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. We do not have a written lease or sublease agreement and Mr. Eddo does not expect to be paid or reimbursed for providing office facilities. The office space includes the following: use of the phone, mailing address and computer facilities.

ITEM 3.  LEGAL PROCEEDINGS.
----------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings.

We were authorized to issue 50,000,000 shares of $.001 par value common stock, and 5,000,000 shares of preferred stock. As of March 26, 2004, there were 10,350,000 (post-split) shares of our common stock were issued and outstanding.

Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

In November 2003, our registration statement on Form SB-2 was declared effective by the SEC, which registered 2,000,000 (pre-split) shares of our common stock to be offered in a public offering along with 200,000 (pre-split) shares of common stock held by one of our shareholders. During January 2004 and prior to our stock split, we sold 2,000,000 (pre-split) shares of our common stock at $0.10 per share for proceeds of $200,000 pursuant to our registration statement on Form SB-2. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

Our Articles of Incorporation and our Bylaws do not contain any provisions which were included to delay, defer, discourage or prevent a change in control.

There are 621,000 post-split shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

STOCK SPLIT. Subsequent to the closing of our public offering, described above, our Board of Directors approved a 3 for 1 forward stock split of our issued and outstanding common stock which was effectuated through a dividend of two shares for each share of common stock outstanding as of the record date. The dividend was payable on January 6, 2004 for shareholders of record on that same date. As a result of the split, the total number of our issued and outstanding shares of common stock is 10,350,000. Fractional shares were rounded upward. There are 44 record holders of our common stock.

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

USE OF PROCEEDS FROM REGISTERED SECURITIES. Our registration statement on Form SB-2 was declared effective on November 4, 2003. The Commission file number assigned to the registration statement was: 333-100350. The offering commenced on December 18, 2003, and terminated on January 6, 2004 with all 2,000,000 (pre-split) shares sold of those that were offered. There were no underwriters utilized in conjunction with this offering. The registration statement concerned a public offering of a total of 2,000,000 (pre-split) shares of our common stock, for an aggregate price of $200,000, and 200,000 (pre-split) shares registered on behalf of a selling security holder. To date, we have sold all the shares for the aggregate offering proceeds of $200,000.

The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was $10,000. There were no underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, or other expenses and total expenses. There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten (10) percent or more of any class of equity securities of the issuer, to affiliates of the issuer nor any direct or indirect payments to others;

The net offering proceeds to us after deducting the total expenses was:
$190,000. The amount of net offering proceeds remaining to be used for working capital was $190,000; there were no temporary investments or any other purposes for which at more than 5% of our total offering proceeds was used, or any other use which represents a material change in the use of proceeds described in the prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-------------------------------------------------------------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.
-------------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $11,343 as of December 31, 2003, which consisted of cash and cash equivalents of $1,839, accounts receivable with a related party of $8,250 after an allowance for bad debt of $8,250. We also had $1,254 represented by computer equipment, net of accumulated depreciation of $1,254. However, in January 2004, we sold 2,000,000 (pre-split) shares of our common stock for $200,000 to investors. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $16,807 as of December 31, 2003 was represented solely by accounts payable and accrued expenses. We had no other liabilities and no long term commitments or contingencies as of December 31, 2003.


RESULTS OF OPERATIONS.

REVENUE. We have realized revenues of $30,500 for the year ended December 31, 2003, in comparison to the $23,000 we generated for the year ended December 31, 2002.

OPERATING EXPENSES. For the year ended December 31, 2003, our total costs were $87,207 of which $79,337 was represented selling and general and administrative expenses. We also had $6,370 in contract costs and $1,500 represented by amortization of stock compensation. Our net loss for the year ended December 31, 2003 was $56,707. This is in comparison to our operating costs of $27,757 for the year ended December 31, 2002, which were represented by $4,090 in contract costs, $7,500 in amortization of stock compensation and $16,167 in general and administrative expenses. Our net loss for the year ended December 31, 2002 was $4,757. Because we experienced increased general and administrative expenses for the year ended December 31, 2003 due the preparation of our registration statement that was declared effective during the year, we experienced a greater net loss than the same period ending in 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. From our inception on December 10, 2001 through December 31, 2003, we generated revenues of $53,500 from a related party. We hope to generate revenues in the next twelve months by engaging additional clients through reputation and word of mouth, and develop networking relationships with vendors in related businesses. As we develop additional networking relationships, our opportunities to generate revenues could increase. To effectuate our business plan during the next twelve months, we must increase our service offerings and market and promote our services. We currently market our business primarily through referrals and that referrals will continue to comprise a majority of our business.

In May 2002, we had entered into an agreement for us to develop software for Format, Inc., which became one of our shareholders pursuant to that agreement. Specifically, the agreement provided that Format would pay us $46,000 in exchange for the software development services and $4,000 to purchase 600,000 (post-split) shares of our common stock, which we agreed to register on behalf of Format. In January 2004, Format sold those 600,000 (post-split) shares of our common stock to various third parties. As a result of Format selling those shares and because we have been unable to complete Format's software development project to date, we anticipate we may be required to negotiate some form of release from our obligations under that agreement with Format.

We believe that the current marketplace of software development companies is highly fragmented, with numerous such companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded software design and development company to acquire several, smaller and more established such companies with already-established reputations and product lines. We hope to use our common stock as payment for any potential acquisitions. Accordingly, and with the assistance of our newly-appointed officer, Mr. Alain Houle, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have held informal discussions and negotiations with potential acquisition candidates. However, we have not entered into any definitive agreement to acquire any of those parties. We hope to continue negotiations with potential acquisition candidates and enter into a definitive agreement, although we cannot guaranty that we will enter into such an agreement to acquire a third party. We also cannot guaranty that in the event that we acquire another entity, this acquisition will increase the value of our common stock. Our acquisition strategy is designed to complement our core business of software development and developing our own brand of services. However, in order to consummate such a transaction with an attractive acquisition candidate, we may be forced to significantly dilute the ownership interest of our current shareholders. We may also be required to negotiate a release from our obligation to complete certain software development services from our only client, which was formerly one of our shareholders.

Our registration statement on Form SB-2 was declared effective on November 4, 2003. In January 2004, we sold all 2,000,000 (pre-split) shares at $0.10 per share in a direct public offering pursuant to that Form SB-2 for $200,000, and we subsequently declared the offering closed. No underwriter was involved in the offering and distribution of the shares. We offered the shares without any underwriting discounts or commissions. Our president, Brian Eddo, with the assistance of our newly-appointed officer, Mr. Alain Houle, conducted the offer and sale of these shares on our behalf. There was no minimum amount required to be raised in this offering. This was our initial public offering and no public market currently exists for shares of our common stock. We do not know if a market will develop, if at all.

We anticipate that we will use the funds raised from this offering and revenues we generate to fund marketing activities and for working capital. Since we were able to sell all of the shares in this offering, we hope that we can increase the size of our operations using these funds to increase our marketing activities, complete the development of our website and to begin marketing our services. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We hope to accomplish the steps listed below to implement our business plan. We estimated that we would require the $200,000 we raised in order to be able to commence operations as envisioned below during the next twelve months. Our offering expenses were $10,000, leaving us with $190,000 available to continue to develop our business. The figures and steps listed below are estimates only, and our actual progress and expenses may vary from these time and cost estimates. From the net amount raised we estimated that we will allocate our expenditures in the following manner; the amount remaining after accounting for the costs and expenses allocated in the table below will be used for working capital.

------------------------ ---------------------------------------------------- ------------------------------ -----------------
         MILESTONES                         STEPS NEEDED                           ESTIMATED TIMEFRAME        ESTIMATED COST
------------------------ ---------------------------------------------------- ------------------------------ -----------------
Website                  1.       Design website concept                      within two months of               $25,000
                         2.       Develop links to work samples receiving
                                  funding
                         3.       Deploy developed website
                         4.       Promote website
------------------------ ---------------------------------------------------- ------------------------------ -----------------
Computer Equipment       1.       Identify equipment needed                   within next six months             $15,000
                         2.       Purchase equipment
------------------------ ---------------------------------------------------- ------------------------------ -----------------
Marketing Plan           1.       Develop marketing concept and target        within next eight months           $56,000
                                  clients
                         2.       Develop sample projects
                         3.       Contact potential clients
                         4.       Negotiate and close project contracts
------------------------ ---------------------------------------------------- ------------------------------ -----------------
Staff                    1.       Identify staffing needs                     can be scaled to number of         $53,000
                         2.       Solicit resumes, work samples               clients engaged, on an
                         3.       Interview and hire staff and/or contract    as-needed basis
                                  with independent contractors
                         4.       Review staff/contractor performance
------------------------ ---------------------------------------------------- ------------------------------ -----------------

We have cash and cash equivalents of $1,839 as of December 31, 2003. In the opinion of management, available funds will satisfy our working capital requirements to operate at our current level of activity for the next twelve months.However, in January 2004, we raised $200,000 from our recent offering, which we believe will enable us to continue and expand our activities for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In order to expand our operations, we do not currently anticipate that we will need to raise additional capital in addition to the funds raised in this recent offering.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of additional employees or independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS
------------------------------





                              DIGIBLUE MEDIA, INC.
                        (dba Nevada Digiblue Media, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDING DECEMBER 31, 2003

                                    CONTENTS

                                                                        Page

Independent Auditors' Report                                              13

Financial Statements:
  Balance Sheet                                                           14
  Statements of Operations                                                15
  Statement of Stockholders' Deficit                                      16
  Statements of Cash Flows                                                17
  Notes to Financial Statements                                         18-24

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Digiblue Media, Inc.
Dana Point, California

We have audited the accompanying balance sheet of Digiblue Media, Inc. (dba Nevada Digiblue Media, Inc.) (A Development Stage Company) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002, and for the period since inception of December 10, 2001 to December 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period since inception of December 10, 2001 to December 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.



Santa Monica, California
March 20, 2004

                              DIGIBLUE MEDIA, INC.
                        (dba NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEET - DECEMBER 31, 2003

                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                           $            1,839
    Accounts Receivable-from related party,
          net allowance for doubtful account of $8,250                               8,250
                                                                        -------------------
         Total current assets                                                       10,089


Computer equipment, net of accumulated depreciation of $1,254                        1,254
                                                                        -------------------

         Total assets                                                   $           11,343
                                                                        ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities -
    accounts payable and accrued expenses                               $           44,807
                                                                        -------------------

Commitments and contingencies                                                            -

Stockholders' deficit:
    Common stock, $0.001 par value; 50,000,000 shares authorized;
      4,350,000 shares issued and outstanding                                        4,350
    Additional paid-in capital                                                      24,650
    Deficit accumulated during development stage                                   (62,464)
                                                                        -------------------

         Total stockholders' deficit                                               (33,464)
                                                                        -------------------

         Total liabilities and stockholders' deficit                    $           11,343
                                                                        ===================



  The accompanying notes form an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (dba NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                              For the year              For the year          From December 10,
                                                                  ended                     ended             2001 (Inception) to
                                                            December 31, 2003         December 31, 2002       December 31, 2003
                                                         ------------------------   ----------------------  -----------------------

         Revenue - from related party                    $                30,500    $              23,000   $               53,500
                                                         ------------------------   ----------------------  -----------------------

         Costs:
         Contract costs                                                    6,370                    4,090                   10,460
         Amortization of stock compensation                                1,500                    7,500                    9,000
         Selling, general and administrative expenses                     79,337                   16,167                   96,504
                                                         ------------------------   ----------------------  -----------------------
                                                                          87,207                   27,757                  115,964
                                                         ------------------------   ----------------------  -----------------------

         Loss before provision for income taxes                          (56,707)                  (4,757)                 (62,464)

         Provision for income taxes                                            -                        -                        -
                                                         ------------------------   ----------------------  -----------------------

         Net loss                                        $               (56,707)   $              (4,757)  $              (62,464)
                                                         ========================   ======================  =======================


         Net loss per common
           share - basic and dilutive                                     ($0.01)   $                0.00                   ($0.01)
                                                         ========================   ======================  =======================

         Weighted average common shares
           outstanding - basic and dilutive                            4,350,000                3,787,398                3,984,888
                                                         ========================   ======================  =======================



The accompanying notes form an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (dba NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Deficit
                                                                                                 accumulated   (Accumulated
                                                                       Additional     Common        during       deficit)/
                                                   Common stock          paid-in     stock for   development     retained
                                                 Shares      Amount      capital     services       stage        earnings
                                              ------------- ---------- ------------ ------------ ------------- --------------
Balance at December 10, 2001,
    as effected for 3:1 stock split (see Note 3)         -  $       -  $         -  $         -   $         -   $          -

Issuance of common stock for
    cash and services - December 2001            1,500,000      1,500        8,500       (9,000)            -          1,000

Net loss                                                 -          -            -            -        (1,000)        (1,000)
                                              ------------- ---------- ------------ ------------ ------------- --------------

Balance at December 31, 2001                     1,500,000      1,500        8,500       (9,000)       (1,000)            -

Issuance of common stock for
    cash - February 2002                         2,250,000      2,250       12,750            -             -         15,000

Issuance of common stock for
    cash - May 2002                                600,000        600        3,400            -             -          4,000

Amortization of services                                 -          -            -        7,500             -          7,500

Net loss for the year ended
  December 31, 2002                                      -          -            -            -        (4,757)        (4,757)
                                              ------------- ---------- ------------ ------------ ------------- --------------

Balance at December 31, 2002                     4,350,000  $   4,350  $    24,650  $    (1,500) $     (5,757) $      21,743

Amortization of services                                 -          -            -        1,500             -          1,500

Net loss for the year ended
  December 31, 2003                                      -          -            -            -       (56,707)       (56,707)
                                              ------------- ---------- ------------ ------------ ------------- --------------

Balance at December 31, 2003                     4,350,000  $   4,350  $    24,650  $         -  $    (62,464) $     (33,464)
                                              ============= ========== ============ ============ ============= ==============


The accompanying notes form an integral part of these financial statements.

                   DIGIBLUE MEDIA, INC.
            (dba NEVADA DIGIBLUE MEDIA, INC.)
              (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CASH FLOWS



                                                              For the year         For the year       From December 10,
                                                                 ended                ended           2001 (Inception) to
                                                           December 31, 2003    December 31, 2002     December 31, 2003
                                                          -------------------- --------------------  --------------------

Cash flows provided by (used for) operating activities:
   Net loss                                               $           (56,707) $            (4,757)  $           (62,464)
                                                          -------------------- --------------------  --------------------

   Adjustments to reconcile net loss to net cash
     used for operating activities:
      Amortization of common stock for services                         1,500                7,500                 9,000
     Depreciation                                                         836                  418                 1,254
     Allowance for doubtful account                                     8,250                    -                 8,250

   (Increase) decrease in assets:
     Accounts receivable - from related party                         (13,000)              (3,500)              (16,500)
     Other receivable                                                     370                 (370)                    -
      Cost and estimated earnings in excess of
        billings on uncompleted contracts                               2,000               (2,000)                    -

   Increase in liabilities -
     accounts payable and accrued expenses                             43,447                1,360                44,807
                                                          -------------------- --------------------  --------------------

               Total adjustments                                       43,403                3,408                46,811
                                                          -------------------- --------------------  --------------------

               Net cash used for operating activities                 (13,304)              (1,349)              (15,653)
                                                          -------------------- --------------------  --------------------

Cash flows used for investing activities -
   purchase of equipment                                                    -               (2,508)               (2,508)
                                                          -------------------- --------------------  --------------------

Cash flows provided by financing activities -
   proceeds from issuance of common stock                                   -               19,000                20,000
                                                          -------------------- --------------------  --------------------


Net increase (decrease) in cash and cash equivalents                  (13,304)              15,143                 1,839
Cash and cash equivalents, beginning of period                         15,143                    -                     -
                                                          -------------------- --------------------  --------------------

Cash and cash equivalents, end of period                  $             1,839  $            15,143   $             1,839
                                                          ==================== ====================  ====================

Supplemental disclosure of cash flow information:
   Income taxes paid                                      $                 -  $                 -   $                 -
                                                          ==================== ====================  ====================
   Interest paid                                          $                 -  $                 -   $                 -
                                                          ==================== ====================  ====================
Supplemental disclosure of non-cash financing activities -
   During the year ended December 31, 2002, the Company
   issued 1,500,000 post-split shares valued at $10,000
   in exchange for cash and services                      $                 -  $            10,000   $            10,000
                                                          ==================== ====================  ====================



  The accompanying notes form an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (dba Nevada Digiblue Media, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Digiblue Media, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on December 10, 2001. The Company plans to design and develop specialized software programs for any potential customer. Although the Company recognized $53,500 in revenue from inception through December 31, 2003, the Company does not consider this to be significant revenues, and therefore have determined to remain as a development stage entity.


         BASIS OF PRESENTATION:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

                  Management intends to continue to raise additional financing through debt and equity financing or other means and develop customer relations to complete its business plan (see Note 5 for subsequent events). In January 2004, the Company sold 6,000,000 (post-split) shares for $200,000.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                   The estimated fair values of cash and cash equivalents, none of which are held for trading, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

                              DIGIBLUE MEDIA, INC.
                        (dba Nevada Digiblue Media, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         CASH AND CASH EQUIVALENTS:

                  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         COMPUTER EQUIPMENT:

                  Computer equipment is valued at cost. Depreciation is being provided by use of straight-line over the estimated useful life of three years.

         STOCK-BASED COMPENSATION:

                  SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock (at the date of the grant), less the amount an employee must pay to acquire the stock.

         REVENUE RECOGNITION:

                  The Company generated revenue in the year ended December 31, 2003 under a contract with a shareholder of the Company to create a software program. It was the only contract for the Company since inception. Revenue under this contract was recognized on the percentage-of-completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract costs include all direct labor, subcontract costs and indirect payroll costs. Contract costs in excess of billings are presented as cost and estimated earnings in excess of billings on uncompleted contracts. Selling, general and administrative costs are charged to expense as incurred.

                              DIGIBLUE MEDIA, INC.
                        (dba Nevada Digiblue Media, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         INCOME TAXES:

                  The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         BASIC AND DILUTED LOSS PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2003, the Company has no outstanding stock options or common stock equivalents that can be converted into shares of Company's common stock.

         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the period from December 10, 2001 (inception) to December 31, 2003, the Company's comprehensive income (loss) consisted of loss from operations. The Company has no items that represent other comprehensive income and has not included a Statement of Comprehensive Income in the financial statements.

         SEGMENT REPORTING:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the period from inception to December 31, 2003, all revenues have been derived from domestic operations.

                              DIGIBLUE MEDIA, INC.
                        (dba Nevada Digiblue Media, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS:

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

         In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined

                              DIGIBLUE MEDIA, INC.
                        (dba Nevada Digiblue Media, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS:

         benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

 (2)     RECLASSIFICATIONS:

         Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

                              DIGIBLUE MEDIA, INC.
                        (dba Nevada Digiblue Media, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003


(3)      STOCKHOLDERS' EQUITY: (DEFICIT)

         The Company is authorized to issue 55,000,000 shares of stock with 5,000,000 shares designated as preferred stock, par value of $0.001, and 50,000,0000 shares designated as common stock, par value of $0.001

         COMMON STOCK
         ------------

          o In December 2001, the Company issued 1,500,000 (post-split) shares of its common stock in exchange for $1,000 and services to incorporate the Company. The shares were valued at $10,000, the current market value on the date of issuance. The difference between the fair market value of $10,000 and the cash proceeds of $1,000 was expensed over a one-year period, which was the life of the services to be rendered to the Company.

          o In February 2002, the Company sold 2,250,000 (post-split) shares of its common stock for $15,000.

          o In May 2002, the Company entered into an agreement for the Company to develop software for a customer (see Revenue recognition). The agreement also stipulated the customer was to purchase 600,000 (post-split) shares of the Company's common stock. The shares were sold for proceeds of $4,000.

          o    No shares were issued in 2003.


         STOCK SPLIT
         -----------

          o During January 2004, the Company declared a 3 for 1 stock split effective as of January 6, 2004 (See Note 5). The financial statements have been restated to give effect of the stock split for all periods reflected.


         PREFERRED STOCK
         ---------------

         Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of December 31, 2003, the Company's Board of Directors has not issued any Preferred Stock.

4)       Provision for Income Taxes:

         Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:


Deferred tax assets:
  Net operating loss carryforwards             $        26,371
  Less valuation allowance                             (26,371)
                                               ---------------

                                               $             -
                                               ---------------

At December 31, 2003, the Company has provided a 100% valuation allowance for the deferred tax asset, since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the year ended December 31, 2003, was an increase of approximately $24,300. As of December 31, 2003, the Company had net operating loss carryforwards ("NOLs") of approximately $29,000, expiring through 2023.



(5)      SUBSEQUENT EVENTS:

         COMMON STOCK ISSUANCES:
         On January 5, 2004, the Company issued 2,640,000 (post-split) shares of its common stock for a total of $88,000, or $.033 per share. On January 6, 2004, the Company sold additional 3,360,000 (post-split) shares of its common stock that the Company offered pursuant to the Form SB-2 for $112,000 or $.033 per share (post-split).

         STOCK SPLIT:
         The Board of Directors approved a 3 for 1 stock split of the Company's issued and outstanding common stock. Per share data has been adjusted according to the stock split. As a result of the split, the total number of the Company's issued and outstanding shares of common stock is 10,350,000.

         CHANGE IN OFFICERS:
         On January 14, 2004, Brian Eddo, the secretary of the Company, resigned the position of a secretary. Alain Houle was appointed as the Company's secretary on the same date. Mr. Houle owns 46,000 shares of the Company's common stock, which comprises 0.4% of the Company's total issued and outstanding shares

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the date of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
-----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS. Our directors and principal executive officers are as specified on the following table:

================ =============== ============================================
NAME                  AGE        POSITION
---------------- --------------- --------------------------------------------
Brian Eddo             33        President and a Director
---------------- --------------- --------------------------------------------
Alain Houle            38        Secretary
---------------- --------------- --------------------------------------------
Tamara Woody           32        Treasurer and a Director
================ =============== ============================================

BRIAN EDDO. Mr. Connelly has been our president and a director since our inception in October 2001, and served as our secretary until January 2004, when Mr. Houle joined us. Mr. Eddo is responsible for our day-to-day operations and establishing and maintaining relationships with our clients. Mr. Eddo has also been a consultant for Addtech Mobile Devices since 2001. Prior to that, he was a sales engineer for Cisco Systems, Inc. from 2000 to 2001. From 1999 to 2000, Mr. Eddo was a network engineer for Pacific Data Technologies. Mr. Eddo graduated in 2000 from California State University, Fullerton with Bachelor of Science in Chemistry. Mr. Eddo also holds the following certifications: Cisco Certified Network Associate, Cisco Certified Design Associate, and Cisco Certified Network Professional. Mr. Eddo has experience in designing and modifying software applications from training undertaken to earn his Cisco certificates and by working as a consultant for Addtech Mobile Devices. Mr. Eddo has not been a director of any other reporting company.

ALAIN HOULE. Mr. Houle was appointed as our secretary on January 14, 2004. Mr. Houle is an attorney in the Province of Quebec, Canada, and a member of the Quebec Bar. He has been in private practice as an attorney since 1992. Mr. Houle earned his law degree from the University of Montreal in 1991 and his bachelor's degree in Management from McGill University in 1987. We anticipate that Mr. Houle will assist us in helping us increase our level of operations and engaging additional clients, or in the alternative, in assisting us with the acquisition of additional business opportunities. Mr. Houle is not an officer or director of any other reporting company.

TAMARA WOODY. Ms. Woody has been our treasurer and one of our directors since our inception. Ms. Woody is our principal financial officer and is responsible for our financial reporting and record keeping. Ms. Woody has been a human resource manager for Contessa Food Products since 2001, where she is responsible for the development, implementation and administration of that company's policies. From 1994 to 2001, Ms. Woody was the Vice President for Human Resources at First Entertainment Credit Union. Also since 2000, she has served as an instructor for the Los Angeles Community Colleges in Human Resources certification programs. Ms. Woody graduated in 1994 with a Bachelor of Science degree in business administration, with an emphasis in human resources management, and graduated in 1998 with a Master of Business Administration degree, both from California State University, Northridge. Ms. Woody has acquired knowledge of accounting principles and practices in the course earning her Bachelor's and Master's degrees in Business Administration. Ms. Woody is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Directors currently consists of only three members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2003 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
-----------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ending December 31, 2002 and 2003. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================== ======= ===================================== ================================================== ===============
                                     ANNUAL COMPENSATION                       LONG TERM COMPENSATION
------------------- ------- ------------------------------------- -------------------------------------------------- ---------------
     NAME AND        YEAR   SALARY    BONUS       OTHER ANNUAL                   AWARDS                   PAYOUTS       ALL OTHER
PRINCIPAL POSITION            ($)       ($)     COMPENSATION ($)                                                       COMPENSATION
------------------- ------- --------- -------- ------------------ ------------------------------------- ------------ ---------------
                                                                    Restricted         Securities          LTIP
                                                                   Stock Awards        Underlying       Payouts ($)
                                                                       ($)          Options/SARs (#)
------------------- ------- --------- -------- ------------------ --------------- --------------------- ------------ ---------------
Brian Eddo,         2002      None     None           None             None               None             None         $9,000(1)
president and
former secretary
------------------- ------- --------- -------- ------------------ --------------- --------------------- ------------ ---------------
                    2003      None     None           None             None               None             None            None
------------------- ------- --------- -------- ------------------ --------------- --------------------- ------------ ---------------
Tamara Woody,       2002      None     None           None             None               None             None            None
treasurer
------------------- ------- --------- -------- ------------------ --------------- --------------------- ------------ ---------------
                    2003      None     None           None             None               None             None            None
=================== ======= ========= ======== ================== =============== ===================== ============ ===============
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors who are also our employees receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of March 26, 2004, our officers have received no compensation for their services provided to us, except as described in the table above. We have accrued $28,000 as compensation for the president's services incurred in 2003. None of the proceeds of the offering will be used to compensate our officers for any services that were provided to us prior to the offering.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Brian Eddo, although we have not yet done so. Therefore, we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

==================== ============================================= ============================== ===========================
TITLE OF CLASS       NAME AND ADDRESS OF BENEFICIAL OWNER              AMOUNT AND NATURE OF            PERCENT OF CLASS
                                                                         BENEFICIAL OWNER
-------------------- --------------------------------------------- ------------------------------ ---------------------------
Common Stock         Brian Eddo
                     32946 Dana Spruce, Suite A                    1,500,000 shares, president,             14.5%
                     Dana Point, CA 92629                                    director
-------------------- --------------------------------------------- ------------------------------ ---------------------------
Common Stock         Tamara Woody
                     32946 Dana Spruce, Suite A                          2,250,000 shares,                  21.7%
                     Dana Point, CA 92629                               treasurer, director
-------------------- --------------------------------------------- ------------------------------ ---------------------------
Common Stock         Alain Houle
                     47 Oree du Bois                                     49,000(1) shares,                   0.4%
                     Ile des Soeurs                                          secretary
                     Quebec Canada, H3E 2A3
-------------------- --------------------------------------------- ------------------------------ ---------------------------
Common Stock         All directors and named executive officers          3,796,000 shares                 36.8% (2)
                     as a group
==================== ============================================= ============================== ===========================
(1)      Mr. Houle owns 46,000 shares directly and personally, and 3,000 as trustee for shares owned by his minor child.
(2)      Figures may vary due to rounding

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. As of March 26, 2004, we have no options or warrants outstanding. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

Related party transactions.

Brian Eddo, our president and one of our directors, currently provides office space to us at no charge. Mr. Eddo does not expect to be paid or reimbursed for providing office facilities.

In December 2001, we issued 1,500,000 (post-split) shares of our common stock to Brian Eddo, our president and one of our directors, in exchange for cash of $1,000 and services valued at $9,000.

In February 2002, we issued 2,250,000 (post-split) shares of our common stock to Tamara Woody, our treasurer and one of our directors, in exchange for $15,000.

In May 2002, we entered into an agreement for us to develop software for Format which became one of our shareholders pursuant to that agreement. Specifically, the agreement provided that Format would pay us $46,000 in exchange for the software development services and $4,000 to purchase 600,000 (post-split) shares of our common stock, which we agreed to register on behalf of Format. In January 2004, Format sold those 600,000 post split shares of our common stock to various third parties.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectuses where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors' consent; and
     o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1      Articles of Incorporation*

3.2      Bylaws*

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1     Section 906 Certification by Chief Executive Officer

32.2     Section 906 Certification by Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on October 4, 2002.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB. However, subsequent to December 31, 2003 we filed the following reports:

1.  FORM 8-K FILED JANUARY 9, 2004, CONTAINING ITEM 5. - OTHER EVENTS:
----------------------------------------------------------------------

SALE OF SHARES PURSUANT TO OUR PUBLIC OFFERING. On January 5, 2004, we sold 880,000 (pre-split) shares of our common stock for a total of $88,000, or $.10 per share, pursuant to its Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on or about November 4, 2003. On January 6, 2004, we sold the remaining 1,120,000 (pre-split)shares of our common stock that were offered pursuant to that Form SB-2 for $112,000. Upon the sale of those remaining 1,120,000 (pre-split) shares of our common stock, we declared the offering closed. Stock Split. Subsequent to the closing of our public offering, described above, our Board of Directors approved a 3 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of two shares for each share of common stock outstanding as of the record date. The dividend was payable on January 6, 2004 for shareholders of record on January 6, 2004. As a result of the split, the total number of our issued and outstanding shares of common stock is 10,350,000. Fractional shares were rounded upward.

2. FORM 8-K FILED JANUARY 21, 2004 CONTAINING ITEM 5. - OTHER EVENTS:
-------------------------------------------------------------------------

On January 14, 2004, Brian Eddo, our secretary, resigned that position. Alain Houle was appointed as our secretary on the same date. Mr. Houle owns 46,000 shares of our common stock, which comprises 0.4% of our total issued and outstanding shares. Mr. Houle has sole voting and dispositive power as to the 46,000 shares he owns directly.

ALAIN HOULE. Houle was appointed as our secretary on January 14, 2004. Mr. Houle is an attorney in the Province of Quebec, Canada, and a member of the Quebec Bar. He has been in private practice as an attorney since 1992. Mr. Houle earned his law degree from the University of Montreal in 1991 and his bachelor's degree in Management from McGill University in 1987. Mr. Houle is not an officer or director of any other reporting company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,731.24 and $4,674.99, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES. For the fiscal years ended December 31, 2003 and December 31, 2002, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Corona, California, on March 26, 2004.

                                           Digiblue Media, Inc.,
                                           a Nevada corporation


                                           /s/ Brian Eddo
                                           -----------------------------
                                           Brian Eddo
                                           principal executive officer
                                           president, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Brian Eddo                                March 26, 2004
         -------------------------------------
         Brian Eddo
Its:     principal executive officer
         president, director