Form 10QSB
period 2004-03-31
DIGIBLUE MEDIA INC
filed 2004-05-21
CIK 1188660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                          -------------    -----------------

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

2175, rue de la Montagne, Suite 311, Montreal, Quebec, Canada           H3G 1Z8
---------------------------------------------------------------- ---------------
(Address of principal executive offices)                             (Zip Code)


                                  514.886.6557
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2004, there were 10,350,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              FINANCIAL STATEMENTS

                                 MARCH 31, 2004


                                    CONTENTS


Financial Statements:

   Balance Sheet as of March 31, 2004                                         3

   Statements of operations for the three-months ended March 31, 2003 and 2004 and for the period from the Company's inception (December 10,
     2001) through March 31, 2004                                             4

   Statements of cash flows for the three-months ended March 31, 2003 and 2004 and for the period from the Company's inception (December 10,
     2001) through March 31, 2004                                             5

Notes to unaudited financial statements                                       6

                              DIGIBLUE MEDIA, INC.
                       (dba NEVADA DIGIBLUE MEDIA, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
-------------------------------------------------------------------------------


                                                                   MARCH 31,
                                                                     2004
                                                              ------------------
                                                                  (UNAUDITED)
ASSETS

   Current asset
        Cash                                                   $        194,028

   Property and Equipment
        Computer equipment                                                2,508
        Less: accumulated depreciation                                   (1,463)
                                                               -----------------
                                                                          1,045
                                                               -----------------

           Total Assets                                        $        195,073
                                                               =================


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
        Legal fees payable                                     $         31,331
        Accounting and auditing fees payable                              9,862
        Other payables and accrued expenses                              82,660
                                                               -----------------

           Total Current Liabilities                                    123,853


   STOCKHOLDERS' EQUITY
        Common stock, $.001 par value, 50,000,000
           shares authorized, 10,350,000 shares issued and
           outstanding as of March 31, 2004                              10,350
        Additional paid-in capital                                      220,150
        Deficit accumulated during the development stage               (159,280)
                                                               -----------------

           Total Stockholders' Equity                                    71,220
                                                               -----------------

           Total Liabilities and Stockholders' Equity          $        195,073
                                                               =================

                              DIGIBLUE MEDIA, INC.
                       (dba NEVADA DIGIBLUE MEDIA, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                             FROM INCEPTION
                                                        FOR THE THREE MONTHS ENDED         (DECEMBER 10, 2001
                                                                 MARCH 31,                      THROUGH
                                                         2003               2004              MARCH 31, 2004
                                                     --------------    ---------------    -----------------------
                                                      (UNAUDITED)       (UNAUDITED)             (UNAUDITED)
REVENUE FROM RELATED PARTY                           $      13,800     $            -     $              53,500

COSTS AND EXPENSES
   Contract costs                                            4,870             43,000                    53,460
   Selling and administrative costs                         14,560             53,816                   159,320
                                                     --------------    ---------------    ----------------------
                                                            19,430             96,816                   212,780
                                                     --------------    ---------------    ----------------------

      NET LOSS                                       $      (5,630)    $      (96,816)    $            (159,280)
                                                     ==============    ===============    ======================


      Net loss per common shares

      Net loss per common share outstanding -
        basic and dilutive                           $       (0.00)    $        (0.01)
                                                     ==============    ===============

      Weighted average shares outstanding                4,350,000          9,983,407
                                                     ==============    ===============

                              DIGIBLUE MEDIA, INC.
                       (dba NEVADA DIGIBLUE MEDIA, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                                  FROM INCEPTION
                                                                            FOR THE THREE MONTHS ENDED            (DECEMBER 10, 2001
                                                                                     MARCH 31,                         THROUGH
                                                                              2003                2004             MARCH 31, 2004
                                                                        -----------------    ---------------    --------------------
                                                                          (UNAUDITED)         (UNAUDITED)            (UNAUDITED)
Cash flows from operating activities:
       Net loss                                                         $         (5,630)    $      (96,816)    $          (159,280)
                                                                        -----------------    ---------------    --------------------
       Adjustments to reconcile net loss
        to net cash provided by (used in) operations
        Bad debt expense                                                                              8,250                  16,500
        Depreciation                                                                 209                209                   1,463
        Issuance of common stock services                                          1,500                  -                   9,000
        Donated services and rent                                                      -              1,500                   1,500
        (Increase) decrease in assets:
            (Increase) in accounts and other receivables                          (4,930)                 -                 (16,500)
        Increase (decrease) in liabilities:
            Increase in accounts payable and accrued expenses                     15,746             79,046                 123,853
                                                                        -----------------    ---------------    --------------------

              Net cash provided by (used in) operating activities                  6,895             (7,811)                (23,464)
                                                                        -----------------    ---------------    --------------------


Cash flows from investing activities:
        Purchase of  equipment                                                         -                  -                  (2,508)
                                                                        -----------------    ---------------    --------------------

              Net cash used in investing activities                                    -                  -                  (2,508)
                                                                        -----------------    ---------------    --------------------


Cash flows from financing activities:
        Proceeds from issuance of common stock                                         -            200,000                 220,000
                                                                        -----------------    ---------------    --------------------

              Net cash  provided by financing activities                               -            200,000                 220,000
                                                                        -----------------    ---------------    --------------------


            Net increase in cash                                                   6,895            192,189                 194,028

            Cash balance - Beginning of period                                    15,143              1,839                       -
                                                                        -----------------    ---------------    --------------------
            Cash balance - End of period                                $         22,038     $      194,028     $           194,028
                                                                        =================    ===============    ====================

     Supplemental disclosures:

            Interest pad                                                $              -     $            -     $                 -
                                                                        =================    ===============    ====================
            Income taxes paid                                           $              -     $            -     $                 -
                                                                        =================    ===============    ====================


                              DIGIBLUE MEDIA, INC.
                       (dba Nevada Digiblue Media, Inc.)
                         (A Development Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

      NATURE OF BUSINESS

      Digiblue Media, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on December 10, 2001. The Company plans to design and develop specialized software programs for potential customers.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

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

      INTERIM PERIOD

      In the opinion of the Company's management, the accompanying unaudited financial statements of the Company contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

      The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Digiblue Media, Inc.'s Form 10-KSB for the year ended December 31, 2003, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of cash and cash equivalents, none of which are held for trading, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

      Use of Estimates

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

      CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      CONCENTRATION OF CREDIT RISK

      The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution exceeded $100,000 federally insured limit at March 31, 2004.

      PROPERTY AND EQUIPMENT

      Computer equipment is valued at cost. Depreciation is being provided by use of straight-line over the estimated useful life of three years.

      STOCK-BASED COMPENSATION

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

      REVENUE RECOGNITION

      The Company's only source of revenue was under a contract with a shareholder of the Company to create a software program. It was the only contract for the Company since inception. Revenue under this contract was recognized on the percentage-of-completion method measured by the portion of the total contract or job cost expended to date to the estimated total cost to complete. Contract costs include all direct labor, subcontract costs and indirect payroll costs. Contract costs in excess of billings are presented as cost and estimated earnings in excess of billings on uncompleted contracts. Selling, general and administrative costs are charged to expense as incurred.

      During the first quarter of 2004, the Company incurred difficulty in providing services relating to the contract and was released from providing any additional services thereon. In consideration for this release, the Company is required to pay the shareholder $43,000. The payment was made in April 2004.

      INCOME TAXES

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

      Through March 31, 2004, the Company experienced net operating losses totaling $159,280 that can be carried forward to offset future taxable income through the year 2024. The net operating losses generated a deferred tax asset of approximately $25,000, which was adjusted by the Company to zero as the Company does not know if it will ever benefit from these loss carry forwards.

      BASIS AND DILUTED LOSS PER SHARE

      In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2004, the Company had no outstanding stock options or common stock equivalents that could be converted into shares of Company's common stock.

      NEW ACCOUNTING PRONOUNCEMENTS

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

      In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

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

      RECLASSIFICATIONS

      Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

      The Company is authorized to issue 55,000,000 shares of stock with 5,000,000 shares designated as preferred stock, par value of $0.001, and 50,000,0000 shares designated as common stock, par value of $0.001

      PREFERRED STOCK
      Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of March 31, 2004, the Company's Board of Directors has not issued any Preferred Stock.

      COMMON STOCK
      In January 2004, the Company issued 6,000,000 shares of its common stock in exchange for receiving $200,000.

      STOCK SPLIT
      The Company declared a 3 for 1 stock split effective as of January 6, 2004. The financial statements reflected herein have all been restated to give effect to the stock split as if it occurred at the beginning of each period presented.

Note 3 - Subsequent Event

      On April 20, 2004, the Company entered into an agreement to acquire all of the outstanding stock of Oled Systems, Inc., a privately-held New Brunswick corporation ("Oled"), for $50,000. Oled has the right to acquire Nova-Plasma, Inc. a Canadian Corporation, which is involved in information technologies and telecommunications using nanomaterials and devices.

ITEM 2.  PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

Until our new management joined us during the period ending March 31, 2004, we were a software development and design company in the development stage that specialized in providing customized software applications to small businesses and entrepreneurs. Our change in management is described below. In addition, on April 20, 2004, we entered into an agreement with Oled Systems, Inc., a privately held New Brunswick corporation ("Oled") and its sole shareholder to acquire all the outstanding shares of Oled in exchange for $50,000. Oled has the right to acquire Nova-Plasma Inc., a Canadian corporation, ("NPI") a company involved in information technologies and telecommunications using nanomaterials & devices.

We hope to exercise that right to acquire NPI and operate its business, which encompasses the development and manufacture of organic light emitting diode displays. NPI was founded in 2001 by three researchers affiliated with the Ecole Polytechnique of Montreal, and is establishing itself as a provider of ultra-high barrier technology to the flat panel display (FPD) industry. Since its inception, NPI has received an investment by Polyvalor and has three patent pending technologies as part of its intellectual property portfolio. In addition, NPI has begun establishing relationships with companies in the FPD industry, including polymer film and component suppliers and display manufacturers.

Although the FPD market today is dominated by liquid crystal displays (LCDs), in the estimation of our management, the next major innovation is the use of organic light emitting diode (OLED) displays. Our management believes that the advantages offered by OLED displays are that they do not require backlight, and are lighter, thinner, bringer and consume less power than LCD displays, and can be cheaper to produce, have a faster response time, a better viewing angle and can be produced using flexible transparent polymers instead of glass.

Our management believes that there is a great potential market available by utilizing NPI's technology, which is anticipated to allow for the manufacture of low-cost, lightweight, unbreakable and bendable display screens on flexible transparent plastic substrates instead of glass screens currently in use. Upon concluding the acquisition of NPI, we hope to adopt and operate its business as described above.

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $195,073 as of March 31, 2004, which consisted of cash of $194,028 and property and equipment with a net value of $1,463. In January 2004, we issued 6,000,000 shares of our common stock sold pursuant to our Registration Statement on Form SB-2 in exchange for receiving $200,000. Our registration statement was declared effective in November 2003. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities as of March 31, 2004 totaled $123,853 of which $31,331 is owed for legal services, $9,862 is owed to our previous auditors, $43,000 is due on the settlement of our software development agreement and $38,360 pertains to accrued compensation. We had no other liabilities and no long-term commitments or contingencies at March 31, 2004. From May 2002, we have had only one client, who is a shareholder of the Company. We had difficulty in providing services relating to the contract and we were released from it the consideration for paying the Client $43,000 as discussed above. The payment was made in April 2004.

FOR THE THREE MONTHS ENDED MARCH 31, 2004.

RESULTS OF OPERATIONS.

REVENUE. We have realized no revenues for the three months ended March 31, 2004, in comparison to the $13,800 we generated from a related party for the three months ended March 31, 2003.

OPERATING EXPENSES. For the three months ended March 31, 2004, our total costs were $96,816, of which we had $43,000 in contract costs and $53,816 in general and administrative expenses. Our net loss for the three months ended March 31, 2004 was also $96,816. This is in comparison to our operating costs of $19,430 for the three months ended March 31, 2003, which were represented by $4,870 in contract costs and $14,560 in general and administrative expenses. Our net loss for the three months ended March 31, 2004 was $5,630. Because we did not generate revenues for the three months ended March 31, 2004, we experienced a greater net loss than the same period ending in 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income after acquiring the business of NPI as described above.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. From our inception on December 10, 2001 through March 31, 2004, we generated revenues of $53,500 from a related party. We hope to generate revenues in the next twelve months after acquiring and beginning to operate the business of NPI as described herein. On April 20, 2004, we entered into an agreement with Oled Systems, Inc., a privately held New Brunswick corporation ("Oled") and its sole shareholder to acquire all the outstanding shares of Oled in exchange for $50,000. Oled has the right to acquire NPI, a Canadian corporation, a company involved in information technologies and telecommunications using nanomaterials & devices.
Otherwise, we anticipate that we will use the balance of the funds raised in January 2004 and revenues generated to develop this business, fund marketing activities and for working capital. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash of $194,028 as of March 31, 2004. In the opinion of management, available funds will satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future, though upon the acquisition of NPI, we may undertake additional research and development activities. In the event that we expand acquire NPI, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

We declared a 3 for 1 stock split effective as of January 6, 2004, resulting in 10,350,000 shares issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

1. On January 9, 2004, we filed a report on Form 8-K containing Item 5, Other Events, regarding the sale of 2,000,000 shares of our pre-split shares of common stock pursuant to our registration statement on Form SB-2 in exchange for $200,000. Subsequent to that sale, we effected 3 for 1 stock split of our common stock, which resulted in 10,350,000 shares of our issued and outstanding common stock.
2. On January 21, 2004 we filed a report on Form 8-K containing Item 5, Other Events, to report that on January 14, 2004, Brian Eddo, our secretary, resigned that position, though he retained his position as our director. Alain Houle was appointed as our secretary on the same date. At the time, Mr. Houle owned 46,000 shares of our common stock, which comprised 0.4% of our total issued and outstanding shares.
3. Subsequent to the period covered by this report, we filed Reports on Form 8-K regarding these matters:
          a. On April 14, 2004 we filed a report containing Item 1, Change in Control, to report that on April 6, 2004, Alain Houle, our secretary, purchased all the shares owned by Brian Eddo, one of our directors and former president, and all the shares owned by Tamara Woody, one of our directors and former treasurer. At that time, Mr. Eddo and Ms. Woody resigned as officers. Mr. Houle was then appointed as president, treasurer and a director, and Luce Trudel was appointed as our secretary. As a result of these transactions, Mr. Houle beneficially owns 3,799,000 shares, which comprises 36.8% of our total issued and outstanding shares. We also reported our new address in that report.
          b. On April 22, 2004 we filed a report containing Item 5, Other Events, to report that on April 20, 2004, we entered into an agreement with Oled Systems, Inc., a privately held New Brunswick corporation ("Oled") and its sole shareholder to acquire all the outstanding shares of Oled in exchange for $50,000. Oled has the right to acquire Nova-Plasma Inc., a Canadian corporation, ("NPI") a company involved in information technologies and telecommunications using nanomaterials & devices. We hope to exercise that right to acquire NPI and operate its business.
          c. On April 27, 2004 we filed a report containing Item 6, Resignation of Directors to report that the resignations of our former directors, Brian Eddo and Tamara Woody became effective, as did the appointment of Luce Trudel as a director. These resignations are not the result of any disagreement with us on any matter relating to our operations, policies or practices. Copies of their resignations were filed as exhibits.
          d. On May 18, 2004 we filed a report containing Item 4, Change in Accountant, to report that effective May 12, 2004, we dismissed Stonefield Josephson, Inc. and engaged Jonathon P. Reuben, CPA to act as our independent chartered accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Digiblue Media, Inc.


May 20, 2004                              By:     /s/ Alain Houle
                                                  ------------------------------
                                                  Alain Houle, President and
                                                  Chief Executive Officer