Form 10QSB
period 2004-06-30
DIGIBLUE MEDIA INC
filed 2004-08-23
CIK 1188660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to _______________


                                    000-50454
                            (Commission file number)

                              DIGIBLUE MEDIA, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                            75-3016844
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)


       2175 rue de la Montagne, Suite 311 Montreal, Quebec, Canada H3G 1Z8
                    (Address of principal executive offices)

                                 (514) 886-6557
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of August 20, 2004 was 10,350,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                      Index

                                                                                               Page
                                                                                              Number
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Balance Sheet as of June 30, 2004 (unaudited)                                         2

           Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 and
           from December 10, 2001 (inception) to June 30, 2004(unaudited)                        3

           Statement of Stockholders' Equity from December 10, 2001
           (inception) to June 30, 2004(unaudited)                                               4

           Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 and from
           December 10, 2001 (inception) to June 30, 2004(unaudited)                             5
           Notes to Financial Statements (unaudited)                                             6

Item 2.    Management's Discussion and Analysis or Plan of Operations                           11

Item 3.    Controls and Procedures                                                              14

PART II.   OTHER INFORMATION                                                                    15


Item 1.    Legal Proceedings                                                                    15

Item 2.    Change in Securities and Small Business Issuer
           Purchases of Equity Securities                                                       15

Item 3.    Defaults Upon Senior Securities                                                      15

Item 4.    Submission of Matters to a Vote of Security Holders                                  15

Item 5.    Other Information                                                                    15

Item 6.    Exhibits and Reports on Form 8-K                                                     15

SIGNATURES                                                                                      17

CERTIFICATIONS                                                                                18 - 19


PART I.    FINANCIAL INFORMATION



                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                                           JUNE 30,
                                                                             2004
                                                                      -----------------
                                                                         (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                       $         25,062

                                                                      -----------------
TOTAL CURRENT ASSETS                                                            25,062

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,672                  836
OPTION TO PURCHASE TECHNOLOGY                                                   50,000

                                                                      -----------------
TOTAL ASSETS                                                          $         75,898
                                                                      =================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                $         18,346
      Accrued expenses                                                          38,360

                                                                      -----------------
TOTAL CURRENT LIABILITIES                                                       56,706

COMMITMENTS AND CONTINGENCIES                                                        -

STOCKHOLDERS' EQUITY
      Common stock; $0.001 par value; 50,000,000 shares
        authorized; 10,350,000 shares issued and outstanding                    10,350
      Additional paid-in capital                                               221,650
      Deficit accumulated during the development stage                        (212,808)

                                                                      -----------------
TOTAL STOCKHOLDERS' EQUITY                                                      19,192
                                                                      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         75,898
                                                                      =================





The accompanying notes are an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                            CUMULATIVE FROM
                                                         THREE MONTHS ENDED         SIX MONTHS ENDED         DECEMBER 10,
                                                      JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,     2001 (INCEPTION) TO
                                                        2003         2004          2003          2004       JUNE 30, 2004
                                                     -----------  -----------   -----------   -----------   ---------------
                                                     (unaudited)  (unaudited)   (unaudited)   (unaudited)    (unaudited)

REVENUE -- FROM RELATED PARTY                        $    16,700  $         -   $    30,500   $         -   $        53,500
                                                     -----------  -----------   -----------   -----------   ---------------

COSTS AND EXPENSES
    Contract costs                                         1,500            -         6,370        43,000            53,460
    General and administrative costs                       8,718       53,528        23,278       107,344           212,848
                                                     -----------  -----------   -----------   -----------   ---------------
TOTAL OPERATING EXPENSES                                  10,218       53,528        29,648       150,344           266,308
                                                     -----------  -----------   -----------   -----------   ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            6,482      (53,528)          852      (150,344)         (212,808)

PROVISION FOR INCOME TAXES                                     -            -             -             -                 -
                                                     -----------  -----------   -----------   -----------   ---------------

NET INCOME (LOSS)                                    $     6,482  $   (53,528)$         852   $  (150,344)  $      (212,808)
                                                     ===========  ===========   ===========   ===========   ===============

NET INCOME (LOSS) PER SHARE:
    BASIC AND DILUTED                                $      0.00  $     (0.01)  $      0.00   $     (0.02)  $         (0.04)
                                                     ===========  ===========   ===========   ===========   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                                  1,450,000   10,350,000     1,450,000     9,855,495         5,159,486
                                                     ===========  ===========   ===========   ===========   ===============





The accompanying notes are an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                   DEFICIT
                                                                                                  ACCUMULATED  TOTAL
                                                                          ADDITIONAL     COMMON   DURING THE  STOCKHOLDERS'
                                                        COMMON STOCK       PAID-IN     STOCK FOR  DEVELOPMENT  EQUITY
                                                     SHARES      AMOUNT    CAPITAL      SERVICES    STAGE     (DEFICIT)
                                                    ---------  ---------  ----------  ----------  ---------  ----------
Balance at December 10, 2001 (inception),
  as effected for 3:1 stock split                           -  $       -  $        -  $        -  $       -  $        -
Issuance of common stock for cash and
  services - December 2001                          1,500,000      1,500       8,500      (9,000)         -       1,000
Net loss for the period from inception                                                                               -
  (December 10, 2001) to December 31, 2001                  -          -           -           -     (1,000)     (1,000)
                                                    ---------  ---------  ----------  ----------  ---------  ----------
Balance at December 31, 2001                        1,500,000      1,500       8,500      (9,000)    (1,000)          -

Issuance of common stock for cash - February 2002   2,250,000      2,250      12,750           -          -      15,000
Issuance of common stock for cash - May 2002          600,000        600       3,400           -          -       4,000
Amortization of services                                    -          -           -       7,500          -       7,500
Net loss                                                    -          -           -           -     (4,757)     (4,757)
                                                    ---------  ---------  ----------  ----------  ---------  ----------
Balance at December 31, 2002                        4,350,000      4,350      24,650      (1,500)    (5,757)     21,743

Amortization of services                                    -          -           -       1,500          -       1,500
Net loss                                                                                       -    (56,707)    (56,707)
                                                    ---------  ---------  ----------  ----------  ---------  ----------
Balance at December 31, 2003                        4,350,000      4,350      24,650           -    (62,464)    (33,464)

Issuance of common stock for cash -
January 2004 (unaudited)                            6,000,000      6,000     194,000           -          -     200,000
Contributed capital -- office space (unaudited)                                3,000           -          -       3,000
Net loss (unaudited)                                                                               (150,344)   (150,344)
                                                    ---------  ---------  ----------  ----------  ---------  ----------
Balance at June 30, 2004 (unaudited)               10,350,000  $  10,350  $  221,650  $        -  $(212,808) $   19,192
                                                    =========  =========  ==========  ==========  =========  ==========




The accompanying notes are an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                         CUMULATIVE FROM
                                                                             SIX MONTHS ENDED              DECEMBER 10,
                                                                       JUNE 30,          JUNE 30,       2001 (INCEPTION) TO
                                                                         2003              2004           JUNE 30, 2004
                                                                     --------------   ----------------  -------------------
                                                                      (unaudited)       (unaudited)        (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $         852    $       (150,344) $          (212,808)
   Adjustment to reconcile net income (loss) to net cash
     used in operating activities:
       Amortization of common stock for services                             1,500                   -                9,000
       Depreciation expense                                                    418                 418                1,672
       Allowance for doubtful accounts                                                           8,250               16,500
       Capital contribution - office rent                                                        3,000                3,000
   Changes in assets and liabilities:
     Accounts receivable - from related party                              (24,000)                  -              (16,500)
     Other receivables                                                         370                   -                    -
     Cost and estimated earnings in excess of
       billings on uncompleted contracts                                     2,000                   -                    -
     Accounts payable and accrued expenses                                  14,531              11,899               56,706

                                                                     --------------   ----------------  -------------------
Net cash used in operating activities                                       (4,329)           (126,777)            (142,430)
                                                                     --------------   ----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            -                   -               (2,508)
   Purchase of Oled Systems, Inc.                                                -             (50,000)             (50,000)

                                                                     --------------   ----------------  -------------------
Net cash used in investing activities                                            -             (50,000)             (52,508)
                                                                     --------------   ----------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                            -             200,000              220,000
                                                                     --------------   ----------------  -------------------
Net cash provided by financing activities                                        -             200,000              220,000
                                                                     --------------   ----------------  -------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         (4,329)             23,223               25,062

CASH AND CASH EQUIVALENTS, Beginning of period                              15,143               1,839                    -
                                                                     --------------   ----------------  -------------------

CASH AND CASH EQUIVALENTS, End of period                             $      10,814    $         25,062  $            25,062
                                                                     ==============   ================  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                     $           -    $             -   $                -
                                                                     ==============   ================  ===================
   Income taxes paid                                                 $           -    $             -   $                -
                                                                     ==============   ================  ===================



The accompanying notes are an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

Management intends to continue to raise additional financing through debt and equity financing or other means and develop customer relations to complete its business plan, which it believes will enable it to continue as a going concern.

Interim Financial Statements

In the opinion of the Company's management, the accompanying unaudited financial statements of the Company contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Digiblue Media, Inc.'s Form 10-KSB for the year ended December 31, 2003, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

Fair Value of Financial Instruments

The estimated fair values of cash and cash equivalents, none of which are held for trading, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




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

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the $100,000 federally insured limit.

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

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




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

Through June 30, 2004, the Company experienced net operating losses totaling $212,808 that can be carried forward to offset future taxable income through the year 2016. The net operating losses generated a deferred tax asset of approximately $70,000, which was adjusted by the Company to zero as the Company does not know if it will ever benefit from these loss carry forwards.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2004, the Company had no outstanding stock options or common stock equivalents that could be converted into shares of Company's common stock.

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

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 55,000,000 shares of stock with 5,000,000 shares designated as preferred stock, par value of $0.001, and 50,000,000 shares designated as common stock, par value of $0.001

Preferred Stock

Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of June 30, 2004, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

In January 2004, the Company issued 6,000,000 shares of its common stock in exchange for receiving $200,000 in cash.

Stock Split

The Company declared a 3 for 1 stock split effective as of January 6, 2004. The financial statements reflected herein have all been restated to give effect to the stock split as if it occurred at the beginning of each period presented.


NOTE 4 - ACQUISITION

On April 20, 2004, the Company entered into an agreement to acquire all of the outstanding stock of Oled Systems, Inc., a privately-held New Brunswick corporation ("Oled"), for $50,000. Oled has the right to acquire Nova-Plasma, Inc. a Canadian Corporation, which is involved in information technologies and telecommunications using nanomaterials and devices. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The allocation of the purchase price as shown below is preliminary, and may be adjusted upon the completion of an appraisal of the property and equipment and other future analyses.

The allocation of the purchase price is as follows:

         Options to purchase a technology company            $           50,000
                                                             ------------------
         Purchase price                                      $           50,000
                                                             ==================

Oled had no operations prior to the acquisition; therefore pro forma information has not been presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

Until our new management joined us during the quarter ended March 31, 2004, we were a software development and design company in the development stage that specialized in providing customized software applications to small businesses and entrepreneurs. Our change in management is described below. In addition, on April 20, 2004, we entered into an agreement with Oled Systems, Inc., a privately held New Brunswick corporation ("Oled") and its sole shareholder to acquire all the outstanding shares of Oled in exchange for $50,000. Oled has the right to acquire Nova-Plasma Inc., a Canadian corporation, ("NPI") a company involved in information technologies and telecommunications using nanomaterials & devices. Pursuant to the terms of that agreement, NPI would acquire a majority of our issued and outstanding common stock.

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

LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $75,898 as of June 30, 2004, which consisted of cash of $25,062, property and equipment with a net value of $836 and the option to purchase NPI which is valued at $50,000. In January 2004, we issued 6,000,000 shares of our common stock sold pursuant to our Registration Statement on Form SB-2 in exchange for receiving $200,000. Our registration statement was declared effective in November 2003. Our cash on hand will not be sufficient for us to continue current operation for the next twelve months. We will either have to raise additional capital through the issuance of debt or equity, or we will need to begin to generate cash from operations.

Our current liabilities as of June 30, 2004 totaled $56,706 of which $18,346 is accounts payable and $38,360 is accrued expenses. We had no other liabilities and no long-term commitments or contingencies at June 30, 2004. From May 2002, we had engaged only one client, which had been one of our shareholders. During the first quarter of 2004, we had difficulty in providing services relating to that contract, and as of April 5, 2004, we were released from providing any additional services pertaining to that contract. In consideration for this release, we were required to pay $43,000. The payment was made in April 2004.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004.

REVENUE. We have realized no revenues for the three months ended June 30, 2004, in comparison to the $16,700 we generated from a related party for the three months ended June 30, 2003.

OPERATING EXPENSES. For the three months ended June 30, 2004, our total costs were $53,528, of which we had $0 in contract costs and $53,528 in general and administrative expenses. Our net loss for the three months ended June 30, 2004 was $53,528. This is in comparison to our operating costs of $10,218 for the three months ended June 30, 2003, which were represented by $1,500 in contract costs and $8,718 in general and administrative expenses. Our net income for the three months ended June 30, 2004 was $6,482.


FOR THE SIX MONTHS ENDED JUNE 30, 2004.

REVENUE. We have realized no revenues for the six months ended June 30, 2004, in comparison to the $30,500 we generated from a related party for the six months ended June 30, 2003.

OPERATING EXPENSES. For the six months ended June 30, 2004, our total costs were $150,344, of which we had $43,000 in contract costs and $107,344 in general and administrative expenses. Our net loss for the six months ended June 30, 2004 was also $150,344. This is in comparison to our operating costs of $29,648 for the six months ended June 30, 2003, which were represented by $6,370 in contract costs and $23,278 in general and administrative expenses. Our net income for the six months ended June 30, 2004 was $852. Because we did not generate revenues for the six months ended June 30, 2004, we experienced a greater net loss than the same period ending in 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income after acquiring the business of NPI as described above.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. From our inception on December 10, 2001 through June 30, 2004, we generated revenues of $53,500 from a related party. We hope to generate revenues in the next twelve months after acquiring and beginning to operate the business of NPI as described herein. On April 20, 2004, we entered into an agreement with Oled Systems, Inc., a privately held New Brunswick corporation ("Oled") and its sole shareholder to acquire all the outstanding shares of Oled in exchange for $50,000. Oled has the right to acquire NPI, a Canadian corporation, a company involved in information technologies and telecommunications using nanomaterials and devices. We anticipate that we will use the balance of the funds raised in January 2004 and revenues generated to develop this business, to fund marketing activities and for working capital. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash of $25,062 as of June 30, 2004. Our cash on hand will not be sufficient for us to continue current operation for the next twelve months. We will either have to raise additional capital through the issuance of debt or equity, or we will need to begin to generate cash from operations.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future, though upon the acquisition of NPI, we may undertake additional research and development activities. In the event that we expand acquire NPI, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity. However, if our level of operations increases beyond the level that our current staff can provide, then we may need to supplement our staff in this manner.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 Regulation                         Exhibit
 S-B Number

    3.1        Articles of Incorporation (1)
    3.2        Bylaws (1)
     31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
     32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed on October 4, 2002.

(b) Reports on Form 8-K


     1. On April 14, 2004 we filed a report containing Item 1, Change in Control, to report that on April 6, 2004, Alain Houle, our secretary, purchased all the shares owned by Brian Eddo, one of our directors and former president, and all the shares owned by Tamara Woody, one of our directors and former treasurer. At that time, Mr. Eddo and Ms. Woody resigned as officers. Mr. Houle was then appointed as president, treasurer and a director, and Luce Trudel was appointed as our secretary. As a result of these transactions, Mr. Houle beneficially owns 3,799,000 shares, which comprises 36.8% of our total issued and outstanding shares. We also reported our new address in that report.

     2. On April 22, 2004 we filed a report containing Item 5, Other Events, to report that on April 20, 2004, we entered into an agreement with Oled Systems, Inc., a privately held New Brunswick corporation ("Oled") and its sole shareholder to acquire all the outstanding shares of Oled in exchange for $50,000. Oled has the right to acquire Nova-Plasma Inc., a Canadian corporation, ("NPI") a company involved in information technologies and telecommunications using nanomaterials & devices. We hope to exercise that right to acquire NPI and operate its business.

     3. On April 27, 2004 we filed a report containing Item 6, Resignation of Directors to report that the resignations of our former directors, Brian Eddo and Tamara Woody became effective, as did the appointment of Luce Trudel as a director. These resignations are not the result of any disagreement with us on any matter relating to our operations, policies or practices. Copies of their resignations were filed as exhibits.

     4. On May 18, 2004 we filed a report containing Item 4, Change in Accountant, to report that effective May 12, 2004, we dismissed Stonefield Josephson, Inc. and engaged Jonathon P. Reuben, CPA to act as our independent chartered accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIGIBLUE MEDIA, INC.



August 23, 2004                     By: /s/ Alain Houle
                                        --------------------------------------
                                        Alain Houle
                                        President and Chief Executive Officer