Form 10QSB
period 2004-09-30
DIGIBLUE MEDIA INC
filed 2004-11-22
CIK 1188660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2004

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

The number of shares of common stock outstanding as of November 15, 2004 was 10,350,000.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                      Index

                                                                                               PAGE
                                                                                              NUMBER

PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2


           Balance Sheet as of September 30, 2004 (unaudited)                                    2


           Statements of Operations for the

           three and nine months ended September 30, 2004 and 2003 and
           from December 10, 2001 (inception) to September 30, 2004(unaudited)                   3


           Statement of Stockholders' Equity from December 10, 2001

           (inception) to September 30, 2004                                                     4


           Statements of Cash Flows for the

           nine months ended September 30, 2004 and 2003 and from
           December 10, 2001 (inception) to September 30, 2004(unaudited)                        5
           Notes to Financial Statements (unaudited)                                             6


Item 2.    Management's Discussion and Analysis or Plan of Operations                           11

Item 3.    Controls and Procedures                                                              14

PART II.   OTHER INFORMATION                                                                    15


Item 1.    Legal Proceedings                                                                    15


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          15


Item 3.    Defaults Upon Senior Securities                                                      15

Item 4.    Submission of Matters to a Vote of Security Holders                                  15

Item 5.    Other Information                                                                    15

Item 6.    Exhibits                                                                             15

SIGNATURES 17

CERTIFICATIONS                                                                                  18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                                           SEPTEMBER 30,
                                                                               2004
                                                                        --------------------
                                                                            (UNAUDITED)
      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                         $            13,187

                                                                        --------------------
TOTAL CURRENT ASSETS                                                                 13,187

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,881                       627
OPTION TO PURCHASE TECHNOLOGY                                                        50,000

                                                                        --------------------
TOTAL ASSETS                                                            $            63,814
                                                                        ====================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                  $            14,013
      Accrued expenses                                                               38,360

                                                                        --------------------
TOTAL CURRENT LIABILITIES                                                            52,373

COMMITMENTS AND CONTINGENCIES                                                             -

STOCKHOLDERS' EQUITY
      Common stock; $0.001 par value; 50,000,000 shares
        authorized; 10,350,000 shares issued and outstanding                         10,350
      Additional paid-in capital                                                    223,150
      Deficit accumulated during the development stage                             (222,059)

                                                                        --------------------
TOTAL STOCKHOLDERS' EQUITY                                                           11,441
                                                                        --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $            63,814
                                                                        ====================








The accompanying notes are an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                          CUMULATIVE FROM
                                                       THREE MONTHS ENDED         NINE MONTHS ENDED        DECEMBER 10,
                                                   SEPTEMBER 30, SEPTEMBER 30,SEPTEMBER 30, SEPTEMBER 30, 2001 (INCEPTION) TO
                                                      2003         2004          2003          2004       SEPTEMBER 30, 2004
                                                   ------------  ----------   -----------   ------------  ----------------
                                                    (UNAUDITED)  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)

REVENUE -- FROM RELATED PARTY                      $         -   $        -   $    30,500   $          -  $         53,500
                                                   ------------  ----------   -----------   ------------  ----------------

COSTS AND EXPENSES
    Contract costs                                           -            -         6,370         43,000            53,460
    General and administrative costs                    14,269        9,251        37,547        116,595           222,099

                                                   ------------  ----------   -----------   ------------  ----------------
TOTAL OPERATING EXPENSES                                14,269        9,251        43,917        159,595           275,559
                                                   ------------  ----------   -----------   ------------  ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (14,269)      (9,251)      (13,417)      (159,595)         (222,059)

PROVISION FOR INCOME TAXES                                   -            -             -              -                 -
                                                   ------------  ----------   -----------   ------------  ----------------

NET INCOME (LOSS)                                  $   (14,269)  $   (9,251)  $   (13,417)  $   (159,595) $       (222,059)
                                                   ============  ==========   ===========   ============  ================

NET INCOME (LOSS) PER SHARE:
    BASIC AND DILUTED                              $     (0.00)  $   (0.00)   $     (0.00)  $      (0.02)
                                                   ============  ==========   ===========   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                                4,350,000   10,350,000     4,350,000     10,021,533
                                                   ============  ==========   ===========   ============






The accompanying notes are an integral part of these financial statements.

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                             DEFICIT
                                                                                                            ACCUMULATED   TOTAL
                                                                                     ADDITIONAL    COMMON   DURING THE STOCKHOLDERS'
                                                                  COMMON STOCK        PAID-IN     STOCK FOR DEVELOPMENT   EQUITY
                                                               SHARES      AMOUNT    CAPITAL      SERVICES    STAGE     (DEFICIT)
                                                              ---------  ---------  ----------  ----------  ---------  ----------
Balance at December 10, 2001 (inception),
  as effected for 3:1 stock split                                     -  $       -  $        -  $        -  $       -  $        -
Issuance of common stock for cash and
  services - December 2001                                    1,500,000      1,500       8,500      (9,000)         -       1,000
Net loss for the period from inception                                                                              -
  (December 10, 2001) to December 31, 2001                            -          -           -           -     (1,000)     (1,000)
                                                              ---------  ---------  ----------  ----------  ---------  ----------

Balance at December 31, 2001                                  1,500,000      1,500       8,500      (9,000)    (1,000)          -

Issuance of common stock for cash - February 2002             2,250,000      2,250      12,750           -          -      15,000
Issuance of common stock for cash - May 2002                    600,000        600       3,400           -          -       4,000
Amortization of services                                              -          -           -       7,500          -       7,500
Net loss                                                              -          -           -           -     (4,757)     (4,757)
                                                              ---------  ---------  ----------  ----------  ---------  ----------

Balance at December 31, 2002                                  4,350,000      4,350      24,650      (1,500)    (5,757)     21,743

Amortization of services                                              -          -           -       1,500          -       1,500
Net loss                                                                                     -           -     (56,707)   (56,707)
                                                              ---------  ---------  ----------  ----------  ---------  ----------

Balance at December 31, 2003                                  4,350,000      4,350      24,650           -    (62,464)    (33,464)

Issuance of common stock for cash - January 2004 (unaudited)  6,000,000      6,000     194,000           -          -     200,000
Contributed capital -- office space (unaudited)                       -          -       4,500           -           -      4,500
Net loss (unaudited)                                                  -          -                       -   (159,595)   (159,595)
                                                              ---------  ---------  ----------  ----------  ---------  ----------
Balance at September 30, 2004 (unaudited)                    10,350,000  $  10,350  $  223,150  $       -   $(222,059) $   11,441
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

                              DIGIBLUE MEDIA, INC.
                        (DBA NEVADA DIGIBLUE MEDIA, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                         CUMULATIVE FROM
                                                                            NINE MONTHS ENDED              DECEMBER 10,
                                                                      SEPTEMBER 30,     SEPTEMBER 30,   2001 (INCEPTION) TO
                                                                         2003              2004         SEPTEMBER 30, 2004
                                                                     --------------   ----------------  -------------------
                                                                       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $     (13,417)   $      (159,595)  $         (222,059)
   Adjustment to reconcile net income (loss) to net cash
     used in operating activities:
       Amortization of common stock for services                             1,500                  -                9,000
       Depreciation expense                                                    627                627                1,881
       Allowance for doubtful accounts                                                          8,250               16,500
       Capital contribution - office rent                                                       4,500                4,500
   Changes in assets and liabilities:
     Accounts receivable - from related party                              (21,500)                 -              (16,500)
     Other receivables                                                         370                  -                    -
     Cost and estimated earnings in excess of
       billings on uncompleted contracts                                     2,000                  -                    -
     Accounts payable and accrued expenses                                  28,343              7,566               52,373

                                                                     --------------   ----------------  -------------------
Net cash used in operating activities                                       (2,077)          (138,652)            (154,305)
                                                                     --------------   ----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            -                  -               (2,508)
   Purchase of Oled Systems, Inc.                                                -            (50,000)             (50,000)

                                                                     --------------   ----------------  -------------------
Net cash used in investing activities                                            -            (50,000)             (52,508)
                                                                     --------------   ----------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                            -            200,000              220,000
                                                                     --------------   ----------------  -------------------
Net cash provided by financing activities                                        -            200,000              220,000
                                                                     --------------   ----------------  -------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         (2,077)            11,348               13,187

CASH AND CASH EQUIVALENTS, Beginning of period                              15,143              1,839                    -
                                                                     --------------   ----------------  -------------------

CASH AND CASH EQUIVALENTS, End of period                             $      13,066    $        13,187   $           13,187
                                                                     ==============   ================  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                     $           -    $             -   $                -
                                                                     ==============   ================  ===================
   Income taxes paid                                                 $           -    $             -   $                -
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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: Management intends to continue to raise additional financing through issuance of debt and equity instruments or other means and develop customer relations to complete its business plan.

Interim Financial Statements

In the opinion of the Company's management, the accompanying unaudited financial statements of the Company contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.


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

Property and Equipment

Computer equipment is valued at cost. Depreciation is computed on the straight-line method over the estimated useful life of the of equipment of three years.

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

Revenue Recognition

The Company's only source of revenue was under a contract with a shareholder of the Company to create a software program. It was the only contract for the Company since its inception. During the first quarter of 2004, the Company incurred difficulty in providing services relating to the contract and was released from providing any additional services thereon. In consideration for this release, the Company paid the shareholder $43,000 in April 2004.

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


Through September 30, 2004, the Company experienced net losses totaling $222,059 that can be carried forward to offset future taxable income through the year 2014. The net operating losses generated a deferred tax asset of approximately $73,000, which was adjusted by the Company to zero as the Company does not know if it will ever benefit from these loss carry forwards.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2004, the Company had no outstanding stock options or other common stock equivalents that could be converted into shares of Company's common stock.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers'Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the provisions of SFAS 132R in 2004. The adoption of this pronouncement is not expected to have a material effect on the Company's financial position, results from operations or cash flows.


Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.


NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 55,000,000 shares of stock with 5,000,000 shares designated as preferred stock, par value of $0.001, and 50,000,000 shares designated as common stock, par value of $0.001

Preferred Stock

Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of September 30, 2004, the Company's Board of Directors has not issued any Preferred Stock.

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

The allocation of the purchase price is as follows:

         Options to purchase a technology company                $       50,000
                                                                 --------------
         Purchase price                                          $       50,000
                                                                 ==============

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


CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004.


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


LIQUIDITY AND CAPITAL RESOURCES. Our total assets were $63,814 as of September 30, 2004, which consisted of cash of $13,187, property and equipment with a net value of $627 and the option to purchase NPI which is valued at $50,000. In January 2004, we issued 6,000,000 shares of our common stock sold pursuant to our Registration Statement on Form SB-2 in exchange for receiving $200,000. Our registration statement was declared effective in November 2003. Our cash on hand will not be sufficient for us to continue current operation for the next twelve months. We will either have to raise additional capital through the issuance of debt or equity, or we will need to begin to generate cash from operations.

Our current liabilities as of September 30, 2004 totaled $52,373 of which $14,013 is accounts payable and $38,360 is accrued expenses. We had no other liabilities and no long-term commitments or contingencies at September 30, 2004.


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUE. We have realized no revenues for the three months ended September 30, 2004 and 2003.

OPERATING EXPENSES. For the three months ended September 30, 2004, our total costs were $9,251, of which we had $0 in contract costs and $9,251 in general and administrative expenses. Our net loss for the three months ended September 30, 2004 was $9,251. This is in comparison to our operating costs of $14,269 for the three months ended September 30, 2003, which were represented by $0 in contract costs and $14,269 in general and administrative expenses. Our net loss for the three months ended September 30, 2004 was $14,269.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUE. We have realized no revenues for the nine months ended September 30, 2004, in comparison to the $30,500 we generated from a related party for the nine months ended September 30, 2003.

OPERATING EXPENSES. For the nine months ended September 30, 2004, our total costs were $159,595, of which we had $43,000 in contract costs and $116,595 in general and administrative expenses. Our net loss for the nine months ended September 30, 2004 was also $159,595. This is in comparison to our operating costs of $43,917 for the nine months ended September 30, 2003, which were represented by $6,370 in contract costs and $37,547 in general and administrative expenses. Our net loss for the nine months ended September 30, 2004 was $13,417. Because we did not generate revenues for the nine months ended September 30, 2004, we experienced a greater net loss than the same period ending in 2003. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income after acquiring the business of NPI as described above.


OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. From our inception on December 10, 2001 through September 30, 2004, we generated revenues of $53,500 from a related party. We hope to generate revenues in the next twelve months after acquiring and beginning to operate the business of NPI as described herein. On April 20, 2004, we entered into an agreement with Oled Systems, Inc., a privately held New Brunswick corporation ("Oled") and its sole shareholder to acquire all the outstanding shares of Oled in exchange for $50,000. Oled has the right to acquire NPI, a Canadian corporation, a company involved in information technologies and telecommunications using nanomaterials and devices. We anticipate that we will use the balance of the funds raised in January 2004 and revenues generated to develop this business, to fund marketing activities and for working capital. Our failure to do so will hinder our ability to increase the size of our operations and generate additional revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash of $13,187 as of September 30, 2004. Our cash on hand will not be sufficient for us to continue current operation for the next twelve months. We will either have to raise additional capital through the issuance of debt or equity, or we will need to begin to generate cash from operations.


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

Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.    EXHIBITS


REGULATION
S-B NUMBER                     EXHIBIT
   3.1          Articles of Incorporation (1)
   3.2          Bylaws (1)
    31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
    32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed on October 4, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIGIBLUE MEDIA, INC.




November 22, 2004              By:  /s/ Alain Houle
                                   -----------------------------------------
                                   Alain Houle
                                   President and Chief Executive Officer